Form 10-Q
period 1996-03-31
DAVIS JEFF BANCSHARES INC
filed 1996-05-15
CIK 866643

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

 Quarterly Period Ended March 31, 1996, 1991 Commission File No.
                            33-36148

               Jeff Davis Bancshares, Incorporated
     (Exact name of registrant as specified in its charter)


       Louisiana                                  72-1171649
(State or other jurisdiction of                (I. R. S. Employer
incorporation or organization)                  Identification)

507 North Main Street, Jennings, Louisiana          70546
(Address of principal executive offices)          (Zip Code)

Registrant's Telephone number, including area code:  (318) 824-1422

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
          Common Stock, $12.50 par value; 768,000 shares

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months )or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____.

                             Part I

Item 1.  Financial Statements

    Statements are attached as follows:

    Consolidated Statement of Condition

    Consolidated Statement of Earnings

    Consolidated Statement of Cash Flows

Item 2.  Managements Discussion and Analysis of Financial
         Condition and Results of Operations.

     Jeff Davis Bancshares purchased two branch offices from Lakeside National Bank in Lake Charles, La as part of the purchase of Lakeside National Bank by First National Bank of Lake Charles. This purchase was dated August 3, 1995. Bancshares acquired total deposits of $33,927,702.99, total loans of $25,317,181.43 and paid a premium of $2,825,995.19 on core deposits. Bancshares also opened a new branch office in Lake Charles, La. on August 16, 1995 in conjuction with our move into that market area.

     This acquisition and the related changes in deposits, loans and the change in Bancshares' relationship between loans and investment securities explain the changes from quarter ended
3/31/95 compared to quarter ended 3/31/96.

     The changes from 12/31/95 to 3/31/96 are insignificant and only reflect steady growth in deposits and loans.


                             Part II

Item 1.  Legal Proceedings

     Bancshares is not engaged in any legal actions. The Bank is not involved in any material litigation.

Item 2.  Changes in Securities

    Bancshares has had no changes in the rights of the Company's security holders.

Item 3.  Defaults Upon Senior Securities

    Bancshares has no senior securities.

Item 4.  Matters Submitted to a Vote of Security Holders.

    No matters were submitted to a vote of security holders of Bancshares during the first quarter of 1996.

Item 5.  Other Information

    None


Item 6.  Exhibits and Reports on Form 8K

    No reports on Form 8K were filed by Bancshares during the quarter ended March 31, 1996


                           SIGNATURES:

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Jeff Davis Bancshares, Inc.




Date  May 13, 1996                   /s/ Dan L. Donald
                                        Dan L. Donald
                                        President and Chief
                                        Executive Officer



Date  May 13, 1996                   /s/ Frank A. Gallaugher
                                        Frank A. Gallaugher
                                        Chairman

                                         Jeff Davis Bancshares, Inc.
                                        CONDOLIDATED BALANCE SHEETS


                                                    ___________      ___________
                                                      3-31-96          12-31-95
                                                    ___________      ___________
                   Assets:
                   Cash and Due From Banks           $9,558,655      $11,812,378
                   Interest-bearing deposits in
                     other banks                      1,071,387          996,838
                   Federal Funds Sold/Sec
                     Sold under Repurchase
                     Agreements                       6,950,000       10,950,000
                   Investment Securities <FN1>       71,165,562       66,879,678
                   Loans:
                     Commercial, financial and
                       agricultural                  13,544,632       13,133,062
                     Real estate - construction               0                0
                     Real estate - mortgage          58,909,786       54,096,532
                     Installment loans to
                       individuals                   32,418,270       30,454,449
                                                    ___________      ___________

                   Total Gross Loans                104,872,688       97,684,043
                     Less:  Allowance for
                       Loans Losses                   1,329,207        1,287,417
                     Less:  Unearned income           1,012,420        1,121,016
                                                    ___________      ___________

                       Total Net Loans              102,531,061       95,275,610
                   Bank Premises and
                     Equipment, net                   6,131,965        5,980,046
                   Other Real Estate Owned              269,100          264,862
                   Accrued Interest Receivable        1,860,445        1,799,614
                   Other Intangible Assets            2,742,586        2,790,276
                   Prepaid Expenses and
                     Other Assets                       573,220          570,181
                                                    ___________      ___________

                         Total Assets              $202,853,981     $197,319,483
                                                    ===========      ===========

                   Liabilities:
                   Noninterest-Bearing Deposits     $30,103,470      $36,045,843
                   Interest-Bearing Deposits        136,564,732      128,333,235
                                                    ___________      ___________

                        Total Deposits              166,668,202      164,379,078
                   Federal Funds Purchased/Sec
                     Sold under Repurchase
                     Agreements                      16,394,001       13,165,339
                   Accrued Interest Payable             475,799          499,603
                   Accounts Payable & Other
                     Liabilities                        559,202        1,093,314
                                                    ___________      ___________

                      Total Liabilities             184,097,203      179,137,334
                                                    ___________      ___________

                   Stockholders' Equity:
                   Common Stock, $12.50 par value,
                     768,000 shares issued            9,600,000        9,600,000
                   Surplus                            3,400,000        3,400,000
                   Net Unrealized gain(loss) on
                     AFS Securities                     282,602          373,882
                   Retained Earnings                  5,474,176        4,808,267
                   Treasury Stock                             0                0
                                                    ___________      ___________

                                                     18,756,778       18,182,149
                                                    ___________      ___________

                    Total Liabilities and Equity   $202,853,981     $197,319,483
                                                    ===========      ===========



           Jeff Davis Bancshares, Inc.
           Notes to Balance Sheet Data
                                                         March 31, 1996                 December 31, 1995
                                                     __________________________      __________________________
                                                     Amortized         Market        Amortized         Market
                                                       Cost            Value            Cost           Value
                                                     __________      __________      __________      __________

           <FN1>Investment Securities:

                   U S Treasury and other
                    Government Agencies (AFS)        65,885,363      66,313,548      61,742,244      62,308,739
                   States of the U.S. and
                    other political subd. (HTM)       4,852,014       5,002,479       4,570,939       4,734,567
                                                     __________      __________      __________      __________
                       Total Investment
                         Securities                  70,737,377      71,316,027      66,313,183      67,043,306

                    ** Book Value Reported          $71,165,562                     $66,879,678



                         Jeff Davis Bancshares, Inc.
                     CONSOLIDATED STATEMENT OF EARNINGS

                                                    Quarter ended:
                                                     __________      __________
                                                       3-31-96         3-31-95
                                                     __________      __________
                   INTEREST INCOME:
                        Interest on Loans            $2,524,183      $1,339,810
                        Interest on Investment
                          Securities                    969,298       1,160,047
                        Interest on Federal
                          Funds Sold                    141,934         110,377
                                                     __________      __________
                              Total Interest
                                Income                3,635,415       2,610,234
                                                     __________      __________

                   INTEREST EXPENSE:
                        Interest on Deposits          1,230,895         968,056
                        Interest on Federal Funds
                          Purchased/Sec. Sold under
                          Repurchase Agreements         190,982         157,658
                                                     __________      __________

                              Total Interest
                                Expense               1,421,877       1,125,714
                                                     __________      __________

                   Net Interest Income before
                     Provision for Losses on Loans    2,213,538       1,484,520
                   Provision for Losses on Loans        101,700          10,500
                                                     __________      __________

                   Net Interest Income after
                     Provision for Losses on Loans    2,111,838       1,474,020
                   OTHER INCOME:
                        Service charges on deposit
                          accounts                      462,957         228,043
                        Trust department income          42,513          30,654
                        Other income                     69,185          91,753
                                                     __________      __________

                              Total non-interest
                                income                  574,655         350,450
                                                     __________      __________

                   OTHER EXPENSES:
                        Salaries and employee
                          benefits                      899,196         605,430
                        Net occupancy expenses          163,760          89,451
                        Other Expenses                  698,293         507,406
                                                     __________      __________

                              Total Non-interest
                                expense               1,761,249       1,202,287
                                                     __________      __________

                   Earnings (Loss) Before Income
                     taxes                              925,244         622,183
                     Income Taxes - Current             291,451         201,319
                                                     __________      __________

                   NET EARNINGS                         633,793         420,864
                                                     ==========      ==========
                   Eanings Per Share                      $0.83           $0.55




JEFF DAVIS BANCSHARES
CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                For                    For
                                                          Quarter Ended           Quarter Ended
Cash Flow from Operations:                                      03/31/96               03/31/96

NET INCOME                                                      $633,793               $420,864

Gain on the sale of investments                                        0                      0
Net accretion on investments                                      (6,304)                11,279
Provisions for Loan Losses                                       101,700                 10,500
Provision for Losses on OREO                                           0                      0
Provisions for deferred income taxes                              81,900                271,786
(Gain) loss on sale of OREO                                            0                      0
Depreciation                                                     193,334                123,538
Amortization of Goodwill                                          47,690                  4,714
Change in operating assets and liabilities:
  Accrued interest receivable (+)-                               (60,832)              (153,508)
  Other assets                                                    12,483             (1,944,149)
  Accrued interest payable +(-)                                  (23,806)               (45,319)
  Other liabilities +(-)                                         397,763               (554,193)
                                                               1,377,721             (1,854,487)
Net Cash provided by operations:

Cash flow from investing:
Proceeds from sale of AFS securities                                   0                      0
Investment Maturities                                          4,296,160              6,481,940
Investment Pruchases                                          (8,764,492)            (8,087,033)
Loan Originations, net of repayments (+)                      (7,313,843)            (2,240,306)
Proceeds from sale of OREO                                             0                      0
Purchases of Premises & Equipment ( )                           (358,350)               (92,971)
Decrease (increase) in federal funds sold                      4,000,000              1,800,000
                                                              (8,140,525)            (2,138,370)
Net Cash Provided by (used in) investing activities:

Net Cash provided from Financing activities:
Net increase (decrease) in deposits                            2,254,197              2,718,167
Net increase (decrease) in federal funds purchased
  and securities sold under repurchase agreements              3,228,661              2,198,445
Dividends paid                                                  (844,800)              (841,917)
Sale (purchase) purchase of treasury stock                             0                      0

Net cash (used in) provided by financing activities            4,638,058              4,074,695

NET (DECREASE) INCREASE IN CASH
  AND DUE FROM BANKS                                          (2,124,746)                81,838

CASH AND DUE FROM BANKS,
  BEGINNING OF QUARTER                                        12,754,789              5,026,767

CASH AND DUE FROM BANKS,
  END OF QUARTER                                              10,630,042              5,108,606



JEFF DAVIS BANCSHARES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
QUARTERS ENDING MARCH 31, 1996 AND 1995

(UNAUDITED)

A. These financial statements, except for the condensed statement of condition as of December 31, 1995 have been prepared without audit in compliance with the rules and regulations of the Securities and Exchange Commission.
Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to such rules and regulations. The bank believes that this information is fairly presented.

B. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal, recurring adjustments, necessary to fairly represent the financial results for the interim periods presented. Operating results for interim periods are not necessarily indicative of the operating results that may be expected for the full fiscal year.